Form 10-K
period 2007-12-31
Morgan Stanley Capital I Trust 2007-HQ13
filed 2008-03-27
CIK 1419704

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number of issuing entity: 333-143623-05

      Morgan Stanley Capital I Trust 2007-HQ13
      (exact name of issuing entity as specified in its charter)

      Morgan Stanley Capital I Inc.
      (exact name of the depositor as specified in its charter)

      Morgan Stanley Mortgage Capital Holdings LLC
      Nomura Credit & Capital, Inc.
      American Mortgage Acceptance Company
      (exact name of the sponsors as specified in their charters)



  New York                                54-2201198
  (State or other jurisdiction of         54-2201199
  incorporation or organization of        54-2201200
  issuing entity)                         54-6760651
                                          (I.R.S. Employer
                                          Identification No. of
                                          issuing entity)


   1585 Broadway
   New York, NY                                10036
   (Address of principal executive            (Zip Code of issuing
   offices of issuing entity)                 entity)


 Issuing entity's telephone number, including area code: (212) 761-4000



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.*

    Yes ___     No  X



  * The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2007. The issuing entity has filed a Form 15.

  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*

    Yes ___     No  X



  * The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2007. The issuing entity has filed a Form 15.

  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

    Yes  X      No ___



  * The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2007. The issuing entity has filed a Form 15.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Pooling and Servicing Agreement, dated as of December 1, 2007, between Morgan Stanley Capital I Inc., Wachovia Bank, National Association, as master servicer, Centerline Servicing Inc., as special servicer, and Wells Fargo Bank, National Association, as trustee and paying agent. (Filed as Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on January 11, 2008 (Commission File Number 333-143623-05)) and incorporated by reference in Part IV.

  Mortgage Loan Purchase Agreement, dated as of December 20, 2007, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC. (Filed as Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on January 11, 2008 (Commission File Number 333-143623-05)) and incorporated by reference in Part IV.

  Mortgage Loan Purchase Agreement, dated as of December 20, 2007, between Morgan Stanley Capital I Inc. and Nomura Credit & Capital, Inc. (Filed as
  Exhibit 99.3 of the Registrant's Current Report on Form 8-K filed on January 11, 2008 (Commission File Number 333-143623-05)) and incorporated by reference in Part IV.

  Mortgage Loan Purchase Agreement, dated as of December 20, 2007, between Morgan Stanley Capital I Inc. and American Mortgage Acceptance Company. (Filed as Exhibit 99.4 of the Registrant's Current Report on Form 8-K filed on January 11, 2008 (Commission File Number 333-143623-05)) and incorporated by reference in Part IV.



                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




                    ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

Not applicable.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Not applicable.



Item 1117 of Regulation AB, Legal Proceedings.

In addition to the matters described below, in the normal course of business, Morgan Stanley Mortgage Capital Holdings LLC ("the Company") has been named, from time to time, as a defendant in various legal actions. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.

Regulatory and Governmental Investigations: The Company and its affiliates are currently responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, securitization and/or servicing of subprime and non-subprime residential mortgages and related issues.

Civil Litigation re American Business Financial Services, Inc. The Company has been named as one of a number of defendants in a matter styled Miller v. Santilli, et al., which is pending in the Court of Common Pleas for Philadelphia County, Pennsylvania. The complaint in this action was filed on July 13, 2006 and is being brought by the bankruptcy trustee for American Business Financial Services, Inc. ("ABFS"). The complaint alleges, inter alia, that the Company, certain of the Company's affiliates, and various other financial institutions deepened the insolvency of ABFS, and aided and abetted fraud and breaches of fiduciary duties committed by certain former officers and directors of ABFS, by providing warehouse loans to ABFS and participating in securitization transactions with ABFS. The complaint seeks damages in excess of $750 million. The deepening insolvency claim has been dismissed, and the case is currently in discovery.

Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted the Company's motion to compel arbitration in Bauer, et al., v. Dean Morris, et al. On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Saxon Mortgage Services's motion to compel arbitration in Patterson, et al., v. Dean Morris, et al. At the present time, neither plaintiff has initiated arbitration.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that the Company's subsidiary, Saxon Mortgage, Inc. ("Saxon Mortgage") engaged in unlawful practices in originating and servicing the plaintiffs' loans. During the second quarter of 2006, the court granted the Saxon Mortgage's motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.

Jones, et al., v. ABN AMRO Mortgage Group, et al. is a matter filed on September 24, 2007 in the Court of Common Pleas for Berks County, Pennsylvania as Civil Action-Law No. 07-10540. The plaintiffs allege that the putative class members were not credited properly for payments made on their mortgage loans which were allegedly collected by non-affiliated intermediary entities and forwarded to the servicer defendants. Saxon Mortgage Services services two loans for putative class members. Saxon Mortgage Services and other defendants filed a consolidated motion to dismiss the case.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in the 424(b)(5) Prospectus filed on December 26, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Wachovia Bank National Association's ("Wachovia" or the "Company") Management Assessment (the "Assessment") attached as an exhibit to this report on Form 10-K describes the following material instances of noncompliance related to cash collection and administration:

"With respect to servicing criterion 1122(d)(2)(i), certain payments on pool assets were not deposited into the appropriate custodial bank account within the timeframe as specified in the transaction agreement. Those payments were deposited into the appropriate custodial bank accounts after those timeframes. Management does not believe that this failure to follow the transaction agreements result in any loss of control over trust assets or in any impact to investors. The Company implemented additional controls in 2008 to better monitor these processes and correct the non-compliance.

With respect to servicing criterion 1122(d)(2)(ii), certain disbursements made via wire transfer were authorized by personnel for amounts greater than such personnel's approval limits. Management does not believe that this failure to follow internal procedures resulted in any incorrect wire transfers or in any impact to investors. The Company implemented additional controls in 2007 to better monitor these processes and correct the non-compliance."



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

  (1) Not applicable.

  (2) Not applicable.

  (3)

  (4.1) Pooling and Servicing Agreement, dated as of December 1, 2007, between Morgan Stanley Capital I Inc., Wachovia Bank, National Association, as master servicer, Centerline Servicing Inc., as special servicer, and Wells Fargo Bank, National Association, as trustee and paying agent. (Filed as Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on January 11, 2008 (Commission File Number 333-143623-05) and incorporated by reference).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Centerline Servicing Inc. as Special Servicer
    33.2 First American Commercial Real Estate Services, Inc. as Sub-Contractor for Wachovia Bank, National Association
    33.3 Global Realty Outsourcing, Inc. as Sub-Contractor for Wachovia Bank, National Association
    33.4 Wachovia Bank, National Association as Master Servicer
    33.5 Wells Fargo Bank, N.A. as Trustee, Paying Agent, Certificate Registrar, and Authenticating Agent
    33.6 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Centerline Servicing Inc. as Special Servicer
    34.2 First American Commercial Real Estate Services, Inc. as Sub-Contractor for Wachovia Bank, National Association
    34.3 Global Realty Outsourcing, Inc. as Sub-Contractor for Wachovia Bank, National Association
    34.4 Wachovia Bank, National Association as Master Servicer
    34.5 Wells Fargo Bank, N.A. as Trustee, Paying Agent, Certificate Registrar, and Authenticating Agent
    34.6 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statements.



    35.1 Centerline Servicing Inc. as Special Servicer
    35.2 First American Commercial Real Estate Services, Inc. as Sub-Contractor for Wachovia Bank, National Association
    35.3 Wachovia Bank, National Association as Master Servicer
    35.4 Wells Fargo Bank, N.A. as Trustee, Paying Agent, Certificate Registrar, and Authenticating Agent



   (99.1) Mortgage Loan Purchase Agreement, dated as of December 20, 2007, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC. (Filed as Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on January 11, 2008 (Commission File Number 333-143623-05) and incorporated by reference).

   (99.2) Mortgage Loan Purchase Agreement, dated as of December 20, 2007, between Morgan Stanley Capital I Inc. and Nomura Credit & Capital, Inc. (Filed as Exhibit 99.3 of the Registrant's
          Current Report on Form 8-K filed on January 11, 2008
          (Commission File Number 333-143623-05) and incorporated by reference).

   (99.3) Mortgage Loan Purchase Agreement, dated as of December 20, 2007, between Morgan Stanley Capital I Inc. and American Mortgage Acceptance Company. (Filed as Exhibit 99.4 of the Registrant's Current Report on Form 8-K filed on January 11, 2008
          (Commission File Number 333-143623-05) and incorporated by reference).

   (b) See (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Morgan Stanley Capital I Inc.
   (Depositor)


   /s/ Warren Friend
   Warren Friend, Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 26, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated as of December 1, 2007, between Morgan Stanley Capital I Inc., Wachovia Bank, National Association, as master servicer, Centerline Servicing Inc., as special servicer, and Wells Fargo Bank, National Association, as trustee and paying agent. (Filed as Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on January 11, 2008 (Commission File Number 333-143623-05) and incorporated by reference).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Centerline Servicing Inc. as Special Servicer
    33.2 First American Commercial Real Estate Services, Inc. as Sub-Contractor for Wachovia Bank, National Association
    33.3 Global Realty Outsourcing, Inc. as Sub-Contractor for Wachovia Bank, National Association
    33.4 Wachovia Bank, National Association as Master Servicer
    33.5 Wells Fargo Bank, N.A. as Trustee, Paying Agent, Certificate Registrar, and Authenticating Agent
    33.6 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Centerline Servicing Inc. as Special Servicer
    34.2 First American Commercial Real Estate Services, Inc. as Sub-Contractor for Wachovia Bank, National Association
    34.3 Global Realty Outsourcing, Inc. as Sub-Contractor for Wachovia Bank, National Association
    34.4 Wachovia Bank, National Association as Master Servicer
    34.5 Wells Fargo Bank, N.A. as Trustee, Paying Agent, Certificate Registrar, and Authenticating Agent
    34.6 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statements.



    35.1 Centerline Servicing Inc. as Special Servicer
    35.2 First American Commercial Real Estate Services, Inc. as Sub-Contractor for Wachovia Bank, National Association
    35.3 Wachovia Bank, National Association as Master Servicer
    35.4 Wells Fargo Bank, N.A. as Trustee, Paying Agent, Certificate Registrar, and Authenticating Agent


   (99.1) Mortgage Loan Purchase Agreement, dated as of December 20, 2007, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC. (Filed as Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on January 11, 2008 (Commission File Number 333-143623-05) and incorporated by reference).

   (99.2) Mortgage Loan Purchase Agreement, dated as of December 20, 2007, between Morgan Stanley Capital I Inc. and Nomura Credit & Capital, Inc. (Filed as Exhibit 99.3 of the Registrant's
          Current Report on Form 8-K filed on January 11, 2008
          (Commission File Number 333-143623-05) and incorporated by reference).

   (99.3) Mortgage Loan Purchase Agreement, dated as of December 20, 2007, between Morgan Stanley Capital I Inc. and American Mortgage Acceptance Company. (Filed as Exhibit 99.4 of the Registrant's Current Report on Form 8-K filed on January 11, 2008
          (Commission File Number 333-143623-05) and incorporated by reference).